Form 10-K
period 2016-12-31
Sequoia Mortgage Trust 2013-4
filed 2017-03-31
CIK 1570440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Item 1117 of Regulation AB, Legal Proceedings.

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against the depositor, Redwood Trust, Inc. (“Redwood Trust”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2016, the FHLB-Seattle has received approximately $122 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of December 31, 2016, the Seattle Certificate had a remaining outstanding principal amount of approximately $11 million. The claims were subsequently dismissed for lack of personal jurisdiction as to the depositor and Redwood Trust. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against the depositor and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against the depositor and sought unspecified damages and attorneys’ fees and costs from the depositor. Schwab claims that the depositor made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of the depositor from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of December 31, 2016, Schwab has received approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of December 31, 2016, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

The business of the sponsor, the depositor, the seller and their affiliates has included, and continues to include, activities relating to the acquisition and securitization of residential mortgage loans. In addition, the business of the sponsor has, in the past, included activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of their involvement in the securitization and CDO businesses, the sponsor, the depositor, the seller and their affiliates could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and could also become the subject of governmental investigations, enforcement actions, or lawsuits and governmental authorities could allege that these entities violated applicable law or regulation in the conduct of their business. As an example, the sponsor, the depositor and their affiliates recently became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that are the subject of the complaint, two are Sequoia mortgage pass-through certificates issued in 2004 and two are Sequoia mortgage pass-through certificates issued in 2007, with respect to each of which certificates RWT Holdings, Inc. was the sponsor and Sequoia Residential Funding, Inc. was the depositor. At the time these four Sequoia mortgage pass-through certificates were issued, the depositor and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

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

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. Citibank filed a motion to dismiss the amended complaint on September 9, 2016, and all briefing on the motion was completed as of October 21, 2016. We await a decision from the Court.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

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

Wells Fargo Bank, N.A.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.

As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor.

On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On

December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint.

There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

SEQUOIA RESIDENTIAL FUNDING, INC.

SEMT 2013-4

Regulation AB 1122(d)

Regulation AB Reference	Servicing Criteria	Wells Fargo Bank N.A., as Master Servicer	Citibank, N.A., as Securities Administrator and Paying Agent	First Republic Bank, as Servicer	Cenlar, FSB, as Servicer	Redwood Residential Acquisition Corporation, as Servicing Administrator	Wells Fargo Bank N.A., as Custodian
General Servicing Considerations

1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X	X	X	X

1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.	X	X	X	X

1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are maintained.	N/A	N/A	N/A	N/A	N/A	N/A

1122(d)(1)(iv)	A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.	X		X	X

1122(d)(1)(v)	Aggregation of information, as applicable, is mathematically accurate and the information conveyed accurately reflects the information.		X	X	X

Cash Collection and Administration

1122(d)(2)(i)	Payments on pool assets are deposited into the appropriate bank collection accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(2)(ii)	Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.	X	X	X	X

1122(d)(2)(iii)	Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.	X		X	X	X

1122(d)(2)(iv)	The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.	X	X	X	X

1122(d)(2)(v)	Each collection account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, “federally insured depository institution” with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.	X	X	X	X

1122(d)(2)(vi)	Unissued checks are safeguarded so as to prevent unauthorized access.	X	X	X

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

First Republic Bank

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2016, furnished pursuant to Item 1122 of Regulation AB by First Republic Bank (“FRB”) (the “2016 FRB Assessment”) for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(4)(x)(C) and 1122(d)(2)(vii)(C) of Regulation AB.

The 2016 FRB Assessment is attached to this Form 10-K as exhibit 33.2, and discloses that:

During the year ended December 31, 2016,

•	with respect to servicing criteria 1122(d)(4)(x)(C), certain funds held in trust for an obligor (such as escrow accounts) were not returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements; and,

•	with respect to servicing criteria 1122(d)(2)(vii)(C), certain reconciliations for asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts were not reviewed and approved by someone other than the person who prepared the reconciliation.

The registrant is advised that FRB has reviewed its records and determined that none of the instances of material noncompliance with servicing criteria 1122(d)(4)(x)(C) and 1122(d)(2)(vii)(C) occurred with respect to any of the mortgage loans in this Sequoia transaction.

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

Item 16. Form 10-K Summary.

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

Date: March 31, 2017

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