Form 10-K
period 2017-12-31
Sequoia Mortgage Trust 2013-4
filed 2018-04-02
CIK 1570440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

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

Item 1117 of Regulation AB, Legal Proceedings.

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against the depositor, Redwood Trust, Inc. (“Redwood Trust”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at December 31, 2017, approximately $125 million of principal and $11 million of interest payments had been made in respect of the Seattle Certificate. As of December 31, 2017, the Seattle Certificate had a remaining outstanding principal amount of approximately $8 million. The matter was subsequently resolved and the claims were dismissed by the FHLB-Seattle as to all the FHLB-Seattle Defendants. At the time the Seattle Certificate was issued, the depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against the depositor and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against the depositor and sought unspecified damages and attorneys’ fees and costs from the depositor. Schwab claimed that the depositor made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at December 31, 2017, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of December 31, 2017, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. At the time the Schwab Certificate was issued, the depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

The business of the sponsor, the depositor, the seller and their affiliates has included, and continues to include, activities relating to the acquisition and securitization of residential mortgage loans. In addition, the business of the sponsor has, in the past, included activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations

(commonly referred to as CDO transactions). Because of their involvement in the securitization and CDO businesses, the sponsor, the depositor, the seller and their affiliates could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and could also become the subject of governmental investigations, enforcement actions, or lawsuits and governmental authorities could allege that these entities violated applicable law or regulation in the conduct of their business. As an example, in July 2016 the sponsor, the depositor and their affiliates became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that were the subject of the complaint, two were Sequoia mortgage pass-through certificates issued in 2004 and two were Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates, RWT Holdings, Inc. was the sponsor and Sequoia Residential Funding, Inc. was the depositor. The plaintiffs subsequently withdrew from the litigation their claims based on eight of the 28 mortgage pass-through certificates, including one of the Sequoia mortgage pass-through certificates issued in 2004. At the time these Sequoia mortgage pass-through certificates were issued, the depositor and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

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

Citibank, N.A

Citibank, N.A. (“Citibank”) is acting as Securities Administrator of this RMBS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

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

Wells Fargo Bank, N.A.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon

and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

(D) agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the Servicer.

		X	X	X (Except NOT 1122(d) (3)(i) (C))	X(Except NOT 1122(d) (3)(i) (C))

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X	X**	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.	X	X**	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.	X	X

1122(d)(4)(iv)	Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the Servicer’s obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.	X	X

1122(d)(4)(v)	The Servicer’s records regarding the pool assets agree with the Servicer’s records with respect to an obligor’s unpaid principal balance.	X	X

1122(d)(4)(vi)	Changes with respect to the terms or status of an obligor’s pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.	X	X

1122(d)(4)(vii)	Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.	X	X

1122(d)(4)(viii)	Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity’s activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).	X	X

1122(d)(4)(ix)	Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.	X	X

1122(d)(4)(x)	Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor’s pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.	X	X

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

				X	X

1122(d)(4)(xii)	Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer’s funds and not charged to the obligor, unless the late payment was due to the obligor’s error or omission.			X	X

1122(d)(4)(xiii)	Disbursements made on behalf of an obligor are posted within two business days to the obligor’s records maintained by the servicer, or such other number of days specified in the transaction agreements.			X	X

1122(d)(4)(xiv)	Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.	X	*	X	X

1122(d)(4)(xv)	Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.	N/A	N/A	N/A	N/A	N/A	N/A

*	The Revised PSA inadvertently and mistakenly indicates by “X” that Citibank performs Reg AB Item 1122(d)(4)(xiv). However, this Chart, as well as Citibank’s management assessment report and report of the independent accountants are accurate in that Reg AB Item 1122(d)(4)(xiv) is not performed by Citibank. This Reg AB Item 1122(d)(4)(xiv) servicing criteria function is being performed by other parties. In this SEMT 2013-4 transaction, the Reg AB Item 1122(d)(4)(xiv) servicing criteria function is performed by Wells Fargo, as master servicer, and by underlying servicers First Republic Bank and Cenlar FSB.
**	The Revised PSA indicates by “X” that Cenlar FSB performs Reg AB Items 1122(d)(4)(i-ii). However, Cenlar FSB’s management assessment report and report of the independent accountants state that Reg AB Items 1122(d)(4)(i-ii) are not performed by Cenlar. In this SEMT 2013-4 transaction, the Reg AB Items 1122(d)(4)(i-ii) servicing criteria functions, as to Cenlar FSB, are instead performed by Wells Fargo, as custodian.

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

Sequoia Residential Funding, Inc.

(Depositor)

/s/ Christopher J. Abate
Chairman of the Board and President
(senior officer in charge of securitization of the depositor)

Date: March 30, 2018