Form 10-K
period 2019-12-31
Sequoia Mortgage Trust 2013-4
filed 2020-03-30
CIK 1570440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

38-3900593

38-3900594

(I.R.S. Employer Identification No.)

c/o Citibank, N.A. 388 Greenwich Street, 14th Floor New York, New York	10013
(Address of principal executive offices of the issuing entity)	(Zip Code)

(212) 816-5693

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

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

Item 1117 of Regulation AB, Legal Proceedings.

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against the depositor, Redwood Trust, Inc. (“Redwood Trust”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at December 31, 2019, approximately $128 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. As of December 31, 2019, the Seattle Certificate had a remaining outstanding principal amount of approximately $6 million. The matter was subsequently resolved and the claims were dismissed by the FHLB-Seattle as to all the FHLB-Seattle Defendants. At the time the Seattle Certificate was issued, the depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against the depositor and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against the depositor and sought unspecified damages and attorneys’ fees and costs from the depositor. Schwab claimed that the depositor made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at December 31, 2019, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of December 31, 2019, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. At the time the Schwab Certificate was issued, the depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

The business of the sponsor, the depositor, the seller and their affiliates has included, and continues to include, activities relating to the acquisition and securitization of residential mortgage loans. In addition, the business of the sponsor has, in the past, included activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of their involvement in the securitization and CDO businesses, the sponsor, the depositor, the seller and their affiliates could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and could also become the subject of governmental investigations, enforcement actions, or lawsuits and governmental authorities could allege that these entities violated applicable law or regulation in the conduct of their business. As an example, in July 2016 the sponsor, the depositor and their affiliates became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that were the subject of the complaint, two were Sequoia mortgage pass-through certificates issued in 2004 and two were Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates, RWT Holdings, Inc. was the sponsor and Sequoia Residential Funding, Inc. was the depositor. The plaintiffs subsequently withdrew from the litigation their claims based on eight of the 28 mortgage pass-through certificates, including one of the Sequoia mortgage pass-through certificates issued in 2004. We believe this matter was subsequently resolved and the plaintiffs withdrew their remaining claims. At the time these Sequoia mortgage pass-through certificates were issued, the depositor and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

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

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018. On June 7, 2019, the Second Circuit dismissed plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed. On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018. On March 20, 2019, the Court granted defendants’ joint motion to dismiss the amended complaint. The FDIC’s deadline to file a notice of appeal was April 22, 2019. The FDIC has not appealed.

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

Wells Fargo Bank, N.A.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

		X	X	X (Except NOT 1122(d) (3)(i) (C))	X (Except NOT 1122(d) (3)(i) (C))

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X	X**	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.			X	X**	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.			X	X

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

Wells Fargo Bank, N.A.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank, National Association (the “Company”) for its master servicing platform discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

Management’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB for the Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(2)(v) as follows.

•  With respect to servicing criterion 1122(d)(2)(v), custodial accounts for certain transactions on the RMBS Master Servicing Platform were not maintained at a federally insured depository institution as set forth in the transaction agreements because they did not satisfy account eligibility requirements.

Servicing Criterion 1122(d)(2)(v) provides as follows:

•  “Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements.  For purposes of this criterion, ‘federally insured depository institution’ with respect to a foreign financial institution means a foreign financial institution that meets the requirements of 240.13k-1(b)(1) of this chapter.”

Management’s Discussion of Material Instance of Noncompliance and Steps Taken to Remedy the Material Instance of Noncompliance
1122(d)(2)(v) – Maintenance of Custodial Accounts:

(a)  The transaction agreements for the RMBS Master Servicing Platform transactions require the institutions maintaining custodial accounts for each transaction to satisfy certain eligibility criteria.  Generally, such eligibility criteria can be satisfied if the institution holding the account either (i) possesses requisite long and/or short-term credit ratings from the specified rating agency(ies) (collectively, the “Requisite Ratings”), or (ii) satisfies one of the other alternative means of establishing account eligibility (collectively, “Alternative Means”).  For the Reporting Period, Management has determined that certain custodial accounts held at Wells Fargo for certain transactions in the RMBS Master Servicing Platform were not maintained “as set forth in the transaction agreements” because (i) the Company’s or the Company’s holding company, as applicable, long and/or short-term issuer ratings during the Reporting Period were lower than the related Requisite Ratings thresholds for such transactions, and (ii) there was no Alternative Means during the Reporting Period to satisfy account eligibility requirements for such transactions.

(b)  In December 2019, the Company sent notices to investors and certain transaction parties of transactions for which the Company, at the time, believed there was, or could be, account eligibility noncompliance.  At that time, Management believed that the scope of such noncompliance on the RMBS Master Servicing Platform potentially impacted a majority of the RMBS Master Servicing Platform transactions. Based on its ongoing analysis of the related transaction agreements, Management currently believes that the scope of noncompliance for the RMBS Master Servicing Platform is lower than it thought in December 2019, but still significant.  Management is actively considering what corrective action it will take in response to account eligibility noncompliance for any transaction in the RMBS Master Servicing Platform.

(c)  Although the lack of Requisite Ratings or Alternative Means described above resulted in technical noncompliance with the relevant transaction agreements, Management believes that such technical noncompliance does not have a material impact on either (i) the Company’s ability to master service the transactions in accordance with the transaction agreements, or (ii) the securities issued in connection with the related transactions or the investors holding such securities.

The identified instance involved the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

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

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 Wells Fargo Bank, N.A., as Master Servicer

33.2 First Republic Bank, as Servicer

33.3 Cenlar, FSB, as Servicer

33.3a CoreLogic Solutions, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

33.3b American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, “Assurant”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

33.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

33.5 Wells Fargo Bank, N.A., as Custodian

33.6 Citibank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Wells Fargo Bank, N.A., as Master Servicer

34.2 First Republic Bank, as Servicer

34.3 Cenlar, FSB, as Servicer

34.3a CoreLogic Solutions, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.3b American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, “Assurant”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

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

Sequoia Residential Funding, Inc. (Depositor)

/s/ Garnet W. Kanouse
President
(senior officer in charge of securitization of the depositor)

Date: March 27, 2020