Form 10-K
period 2020-12-31
Sequoia Mortgage Trust 2013-4
filed 2021-03-30
CIK 1570440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

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

Omitted.

Item 14. Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

There is no significant update regarding the litigation matters described in Redwood’s Form 10-K for the year ended December 31, 2020 under the heading “Item 1117 of Regulation AB, Legal Proceedings.”

The depositor has been notified by Wells Fargo Bank, N.A. (“Wells Fargo”) of material pending legal proceedings to which Wells Fargo is subject in connection with its role as trustee on certain RMBS transactions. This Sequoia transaction is not a party to nor subject to the pending legal proceedings.

The disclosure that the depositor received from Wells Fargo is included here:

Wells Fargo Bank, N.A.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against

Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

(a)  The transaction agreements for the RMBS Master Servicing Platform transactions require the institutions maintaining custodial accounts for each transaction to satisfy certain eligibility criteria.  Generally, such eligibility criteria can be satisfied if the institution holding the account either (i) possesses requisite long and/or short-term credit ratings from the specified rating agency(ies) (collectively, the “Requisite Ratings”), or (ii) satisfies one of the other alternative means of establishing account eligibility (collectively, “Alternative Means”).  For the Period, Management has determined that certain custodial accounts held at Wells Fargo for certain transactions in the RMBS Master Servicing Platform were not maintained “as set forth in the transaction agreements” because (i) the Company’s or the Company’s holding company, as applicable, long and/or short-term issuer ratings during the Period were lower than the related Requisite Ratings thresholds for such transactions, and (ii) there was no Alternative Means during the Period to satisfy account eligibility requirements for such transactions.

(b)  In December 2019, for approximately 1,200 transactions that were on the RMBS Master Servicing Platform at the time, the Company sent notices to investors and certain transaction parties, including trustees, for which the Company, at the time, believed there was, or could be, account eligibility noncompliance (the “December 2019 Notice”).  Based on its review, the Company concluded in its 2019 Assessment of Compliance with Applicable Servicing Criteria that the scope of (i.e. number of impacted transactions with) account eligibility noncompliance for the RMBS Master Servicing Platform was significantly lower than indicated by the number of transactions listed on the December 2019 Notice.

(c)  Based on its ongoing review during the Period, Management believes that less than half of the approximately 1,200 RMBS Master Servicing Platform transactions included in the December 2019 Notice had account eligibility noncompliance.  During the Period, in response to questions it received from some trustees for some transactions with account eligibility noncompliance, the Company provided additional information to such trustees.  Based on its continuing review during the Period, the Company identified a small number of additional transactions in its RMBS Master Servicing Platform with account eligibility noncompliance that were not included in the December 2019 Notice.  Where applicable, the Company updated prior information given to the related trustees.  The Company is currently pursuing action to remediate the account eligibility noncompliance for transactions in the RMBS Master Servicing Platform.

(d)  Although the lack of Requisite Ratings or Alternative Means described above resulted in technical noncompliance with the relevant transaction agreements, Management believes that such technical noncompliance does not have a material impact on either (i) the Company’s ability to master service the transactions in accordance with the transaction agreements, or (ii) the securities issued in connection with the related transactions or the investors holding such securities.

The identified instance did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

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

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 Wells Fargo Bank, N.A., as Master Servicer

33.2 First Republic Bank, as Servicer

33.3 Cenlar, FSB, as Servicer

33.3a CoreLogic Tax Services, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

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

33.6 Citibank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Wells Fargo Bank, N.A., as Master Servicer

34.2 First Republic Bank, as Servicer

34.3 Cenlar, FSB, as Servicer

34.3a CoreLogic Tax Services, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

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

/s/ Jeremy P. Strom
President
(senior officer in charge of securitization of the depositor)

Date: March 30, 2021