Form 10-K
period 2023-12-31
Sequoia Mortgage Trust 2013-4
filed 2024-04-01
CIK 1570440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Not applicable

EXPLANATORY NOTES

1. Effective March 1, 2023, Wells Fargo Bank, N.A. transferred the duties, rights and liabilities of the master servicer and the custodian under the SEMT 2013-4 PSA to Computershare Trust Company, National Association as successor master servicer and custodian under the SEMT 2013-4 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 7, 2023 under Commission File No. 333-179292-09.

2. On Monday, May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed Receiver. No advance notice is given to the public when a financial institution is closed. It is the depositor’s and sponsor’s understanding that JPMorgan Chase Bank, N.A. acquired all deposit accounts and substantially all the assets of First Republic Bank. In connection with such resolution of First Republic Bank, effective May 1, 2023, it is the depositor’s and sponsor’s understanding that the FDIC transferred the duties, rights and liabilities of First Republic Bank as a servicer of SEMT 2013-4 to JPMorgan Chase Bank, N.A. as successor servicer. Due to the circumstances relating to this servicing transfer, no Current Report on Form 8-K has yet been filed by the registrant with the Commission relating thereto as these circumstances were not anticipated as part of the ordinary course process for preparing and submitting such a filing. However, the depositor and sponsor are seeking to collect the appropriate information from JP Morgan Chase Bank, N.A., as successor servicer, and the FDIC, as receiver for First Republic Bank, in order to make such filing as soon as practicable. In addition, the depositor and sponsor are updating their procedures in order to identify and correct reporting processes relating to insolvent service providers going forward.

3. In connection with the resolution and receivership of First Republic Bank by the FDIC, JPMorgan Chase Bank, N.A. assumed only the servicing obligations with respect to SEMT 2013-4 from and after May 1, 2023. The depositor's and sponsor's understanding is that JPMorgan Chase Bank, N.A. has no obligations with respect to servicing prior to such date, including without limitation any obligation to provide attestations or reports with respect to First Republic Bank’s servicing activities relating to SEMT 2013-4 during such prior period. In addition, it is the depositor's and sponsor's understanding that virtually all assets of First Republic Bank have been transferred to JPMorgan Chase Bank, N.A. as of May 1, 2023, including without limitation many or most of the former personnel of First Republic Bank. Consequently, it is the depositor’s and sponsor's current understanding that the receivership of First Republic Bank is not providing any of the reports required to be filed hereunder with respect to First Republic Bank for the period beginning January 1, 2023 and ending April 30, 2023. None of the depositor or sponsor have any affiliation with First Republic Bank, the FDIC or JPMorgan Chase Bank, N.A.; and the depositor's and sponsor's third-party efforts to obtain such reports relating to First Republic Bank for that four-month period from the receivership have not been successful.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

There is no significant update regarding the litigation matters described in Redwood’s Form 10-K for the year ended December 31, 2023 under the heading “Item 1117 of Regulation AB, Legal Proceedings.”

The depositor has been notified by Wells Fargo Bank, N.A. (“Wells Fargo”) of material pending legal proceedings to which Wells Fargo is subject in connection with its role as trustee on certain RMBS transactions. This Sequoia transaction is not a party to nor subject to the pending legal proceedings.

The disclosure that the depositor received from Wells Fargo is included here:

Wells Fargo Bank, N.A.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

On November 1, 2021, Wells Fargo transferred substantially all of its Corporate Trust Services business to Computershare Trust Company, N.A. ("CTCNA") and its affiliates. For certain transactions where one or more of Wells Fargo's roles did not transfer to CTCNA on November 1, 2021, Wells Fargo engaged CTCNA as its agent to perform certain duties under the related transaction documents. Therefore, the reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance of CTCNA, as agent to Wells Fargo in its capacities as master servicer and custodian are included under Item 15. See also Explanatory Note #1

Also, Christiana Trust, a division of Wilmington Savings Fund Society FSB (“Christiana”), the trustee, does not participate in any servicing function for the transaction that is the subject of this 10-K filing. Therefore, there is no reference to Christiana in the chart below; nor does this 10-K filing include any assessment or auditor report from Christiana. Finally, any discrepancies between the chart below and the assessment of compliance exhibit provided by any party listed in the chart is explained by the fact that the chart is specific to the transaction that is the subject of this 10-K filing, whereas each party’s respective assessment of compliance is issued on a platform basis and includes coverage of other additional transactions that are not the subject of this 10-K filing.

SEQUOIA RESIDENTIAL FUNDING, INC.

SEMT 2013-4

Regulation AB 1122(d)

Regulation AB Reference	Servicing Criteria	Wells Fargo (or CTCNA as its agent and successor), as Master Servicer	Citibank, N.A., as Securities Administrator and Paying Agent	First Republic Bank (or JPMorgan Chase Bank, N.A. as its successor), as Servicer	Cenlar, FSB, as Servicer	Redwood Residential Acquisition Corporation, as Servicing Administrator	Wells Fargo (or CTCNA as its agent and successor), as Custodian
General Servicing Considerations

1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X	X	X	X

1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.	X	X	X	X

1122(d)(1)(iii)	Any requirements in the transaction agreements to	N/A	N/A	N/A	N/A	N/A	N/A

maintain a back-up servicer for the pool assets are maintained.

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

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X	X**	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.			X	X**	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.			X	X

1122(d)(4)(iv)	Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to			X	X

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

		X	X

deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)	Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.	X	X

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

		X	X

1122(d)(4)(xiii)	Disbursements made on behalf of an obligor are posted within two business	X	X

days to the obligor’s records maintained by the servicer, or such other number of days specified in the transaction agreements.

1122(d)(4)(xiv)	Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.	X	*	X	X

1122(d)(4)(xv)	Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.	N/A	N/A	N/A	N/A	N/A	N/A

*

The Revised PSA inadvertently and mistakenly indicates by “X” that Citibank performs Reg AB Item 1122(d)(4)(xiv). However, this Chart, as well as Citibank’s management assessment report and report of the independent accountants are accurate in that Reg AB Item 1122(d)(4)(xiv) is not performed by Citibank. This Reg AB Item 1122(d)(4)(xiv) servicing criteria function is being performed by other parties. In this SEMT 2013-4 transaction, the Reg AB Item 1122(d)(4)(xiv) servicing criteria function is performed by Wells Fargo (or CTCNA as its agent and its successor), as master servicer, and by underlying servicers First Republic Bank and Cenlar FSB.

**

The Revised PSA indicates by “X” that Cenlar FSB performs Reg AB Items 1122(d)(4)(i-ii). However, Cenlar FSB’s management assessment report and report of the independent accountants state that Reg AB Items 1122(d)(4)(i-ii) are not performed by Cenlar. In this SEMT 2013-4 transaction, the Reg AB Items 1122(d)(4)(i-ii) servicing criteria functions, as to Cenlar FSB, are instead performed by Wells Fargo (or CTCNA as its agent and its successor), as custodian.

JP Morgan Chase Bank, N.A.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by JP Morgan Chase Bank, N.A. (the “Company”) relating to the First Republic Bank servicing platform that it had acquired from the FDIC as receiver (the “FRB Transferred Servicing”) discloses some material instances of noncompliance occurred, as described below:

Material Instances of Noncompliance by the Company

Management’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB for the Period1 (as defined below), disclosed that material instances of noncompliance occurred with respect to the servicing criterion set forth in Items 1122(d)(2)(v), 1122(d)(4)(vi), and 1122(d)(4)(x)(b) as follows:

1122(d)(2)(v): Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, “federally insured depository institution” with respect to a foreign financial institution means a foreign financial institution that meets the requirements of §240.13k-1(b)(1) of this chapter.

Custodial accounts for certain transactions were not maintained at an institution meeting the minimum rating agency requirements set forth in applicable agreements.

1122(d)(4)(vi): Changes with respect to the terms or status of an obligor's pool asset (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

An instance was identified where a title transfer occurred without obtaining approval as required by the applicable transaction agreement.

1122(d)(4)(x)(b): Regarding any funds held in trust for an obligor (such as escrow accounts): Interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws.

Certain instances were identified where interest on funds held in trust for an obligor was not paid or credited in accordance with state laws.

Management’s Discussion of the Material Instances of Noncompliance2

1.1122(d)(2)(v) – Maintenance of Custodial Accounts:

a) General. The transaction agreements for the FRB Transferred Servicing transactions require the institutions maintaining custodial accounts for each transaction to satisfy certain eligibility criteria. Generally, such eligibility criteria can be satisfied if the institution holding the account either (i) possesses requisite long and/or short-term credit ratings from the specified rating agency(ies) (collectively, the “Requisite Ratings”), or (ii) satisfies one of the other alternative means of establishing account eligibility (collectively, “Alternative Means”). With respect to certain custodial accounts maintained by the Company during the Period, Management has determined that such custodial accounts were not maintained “as set forth in the transaction agreements” because (i) the Company’s long and/or short-term issuer ratings during the Period were lower than the related Requisite Ratings thresholds for such transactions, and (ii) there was no Alternative Means during the Period to satisfy account eligibility requirements for such transactions.

b) Background. Management disclosed account eligibility noncompliance as a material instance of noncompliance in its Management’s Report on Assessment of Compliance with Applicable Servicing Criteria for the Period.

c) Current Scope. As of the end of the Period, Management has determined that some of the Company’s FRB Transferred Servicing transactions listed on Appendix B to the Company's 2023 Management’s Report on Assessment of Compliance with Applicable Servicing Criteria have account eligibility noncompliance. While the scope of account eligibility noncompliance may be quantitatively material for the Company’s FRB Transferred Servicing platform, Management believes that the account eligibility noncompliance does not have a material impact on either (i) the Company’s ability to service the transactions in accordance with the transaction agreements, or (ii) the securities issued in connection with the related transactions or the investors holding such securities.

d) Remediation. With the acquisition of the FRB Transferred Servicing platform from First Republic Bank on May 1, 2023, the Company has taken responsibility for remediating servicing transactions with account eligibility noncompliance since it is now performing the activities related to Item 1122(d)(2)(v). The Company intends to address the account eligibility noncompliance as part of its ongoing transition of the servicing business and may either move the affected accounts to banking institutions with Requisite Ratings or pursue an alternative resolution mutually acceptable to the parties.

2.1122(d)(4)(vi) – Transfer of Title:

a) General. The transaction agreements for the Company’s FRB Transferred Servicing platform transactions require certain approvals before changes made be made to the underlying mortgages, including without limitation transfers of title.

b) Background. Management disclosed noncompliance with obtaining the requisite approval relating to a transfer of title as a material instance of noncompliance on its Management’s Report on Assessment of Compliance with Applicable Servicing Criteria for the Period.

c) Current Scope. As of the end of the Period, Management has determined that only one such instance of noncompliance has occurred. While the scope of account eligibility noncompliance may quantitatively material for the Company’s FRB Transferred Servicing platform, Management believes that such noncompliance does not have a material impact on either (i) the Company’s ability to service the transactions in accordance with the transaction agreements, or (ii) the securities issued in connection with the related transactions or the investors holding such securities.

d) Remediation. With the acquisition of the FRB Transferred Servicing platform from First Republic Bank on May 1, 2023, the Company has taken responsibility for remediating servicing transactions with noncompliance since it is now performing the activities related to Item 1122(d)(4)(vi). The Company intends to address the noncompliance as part of its ongoing transition of the servicing business to the Company’s existing servicing platform.

3. 1122(d)(4)(x)(b) – Interest on Escrow Funds:

a) General. The transaction agreements for the Company’s FRB Transferred Servicing platform transactions require the institutions maintaining escrow accounts for each transaction to comply with applicable federal and state law.

b) Background. Management disclosed escrow account noncompliance as a material instance of noncompliance on its Management’s Report on Assessment of Compliance with Applicable Servicing Criteria for the Period.

c) Current Scope. As of the end of the Period, Management has determined that some of the Company’s FRB Transferred Servicing transactions listed on Appendix B to the Company's 2023 Management’s Report on Assessment of Compliance with Applicable Servicing Criteria have escrow account noncompliance. While the scope of escrow account noncompliance is quantitatively material for the Company’s FRB Transferred Servicing platform, Management believes that the escrow account noncompliance does not have a material impact on either (i) the Company’s ability to service the transactions in accordance with the transaction agreements, or (ii) the securities issued in connection with the related transactions or the investors holding such securities.

d) Remediation. With the acquisition of the FRB Transferred Servicing platform from First Republic Bank on May 1, 2023, the Company has taken responsibility for remediating servicing transactions with escrow account noncompliance since it is now performing the activities related to Item 1122(d)(4)(x)(b). An analysis and correction plan is underway and the Company intends to address the escrow account noncompliance as part of its ongoing transition of the servicing business to the Company’s existing servicing platform.

______________________

1Due to the transfer by the FDIC of First Republic Bank’s assets, including servicing, to JP Morgan Chase Bank, N.A. on May 1, 2023, and for purposes of its servicing activities related to Item 1122(d)(2)(v) of Regulation AB, JP Morgan Chase Bank, N.A.’s reporting period for its FRB Transferred Servicing platform was from May 1, 2023 through and including December 31, 2023 (the “Period”).

2Management’s Discussion of the Material Instances of Noncompliance is not subject to PricewaterhouseCoopers LLP’s attestation.

The identified instance relating to Item 1122(d)(4)(vi) did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

The identified instance relating to Item 1122(d)(4)(x)(b) did involve the servicing of the assets backing the asset‑backed securities covered in this Form 10-K.

An analysis is currently underway to determine whether the identified instance relating to Item 1122(d)(2)(v) involves the servicing of the assets backing the asset‑backed securities covered in this Form 10-K but it is likely that it does.

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

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 Wells Fargo Bank, N.A., as Master Servicer prior to March 1, 2023

33.1a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Master Servicer prior to March 1, 2023 and as Master Servicer on and after March 1, 2023

33.2a First Republic Bank, as Servicer prior to May 1, 2023 (See Explanatory Notes 2 and 3.)

33.2b JPMorgan Chase Bank, N.A., as Servicer on and after May 1, 2023

33.3 Cenlar, FSB, as Servicer

33.3a CoreLogic Tax Services, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

33.3b American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, “Assurant”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

33.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

33.5 Wells Fargo Bank, N.A., as Custodian prior to March 1, 2023

33.5a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Custodian prior to March 1, 2023 and as Custodian on and after March 1, 2023

33.6 Citibank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Wells Fargo Bank, N.A., as Master Servicer prior to March 1, 2023

34.1a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Master Servicer prior to March 1, 2023 and as Master Servicer on and after March 1, 2023

34.2a First Republic Bank, as Servicer prior to May 1, 2023 (See Explanatory Notes 2 and 3.)

34.2b JPMorgan Chase Bank, N.A., as Servicer on and after May 1, 2023

34.3 Cenlar, FSB, as Servicer

34.3a CoreLogic Tax Services, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.3b American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, “Assurant”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.5 Wells Fargo Bank, N.A., as Custodian prior to March 1, 2023

34.5a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Custodian prior to March 1, 2023 and as Custodian on and after March 1, 2023

34.6 Citibank, N.A., as Securities Administrator and Paying Agent

(35)	Servicer Compliance Statement

35.1 Wells Fargo Bank, N.A., as Master Servicer prior to March 1, 2023

35.1a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Master Servicer prior to March 1, 2023

35.1b Computershare Trust Company, N.A., as Master Servicer on and after March 1, 2023

35.2a First Republic Bank, as Servicer prior to May 1, 2023 (See Explanatory Notes 2 and 3.)

35.2b JPMorgan Chase Bank, N.A., as Servicer on and after May 1, 2023

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

Date: April 1, 2024