Form 10-K
period 2025-12-31
Sequoia Mortgage Trust 2013-4
filed 2026-03-31
CIK 1570440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

SEQUOIA RESIDENTIAL FUNDING, INC.

SEMT 2013-4

Regulation AB 1122(d)

Regulation AB Reference	Servicing Criteria	CTCNA, as Master Servicer	Citibank, N.A., as Securities Administrator and Paying Agent	JPMorgan Chase Bank, N.A., as Servicer	Cenlar FSB, as Servicer	Redwood Residential Acquisition Corporation, as Servicing Administrator	CTCNA, as Custodian
General Servicing Considerations

1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X	X	X	X

1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.	X	X	X	X

1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are maintained.	N/A	N/A	N/A	N/A	N/A	N/A

1122(d)(1)(iv)	A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function	X		X	X

throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

1122(d)(1)(v)	Aggregation of information, as applicable, is mathematically accurate and the information conveyed accurately reflects the information.		X	X	X

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

		X	X	X	X

meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)	Unissued checks are safeguarded so as to prevent unauthorized access.	X	X	X

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

		X (Except NOT 1122(d) (3)(i) (C))	X	X (Except NOT 1122(d) (3)(i) (C))	X (Except NOT 1122(d) (3)(i) (C))

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X***	X**	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.			X***	X**	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.			X	X

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

				X	X

1122(d)(4)(v)	The Servicer’s records regarding the pool assets agree with the Servicer’s			X	X

records with respect to an obligor’s unpaid principal balance.

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

		X	X

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

				X	X

1122(d)(4)(xiv)	Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.	X	*	X	X

1122(d)(4)(xv)	Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in	N/A	N/A	N/A	N/A	N/A	N/A

the transaction agreements.

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

***

The JPMorgan Chase Bank, N.A. Servicing Agreement indicates by “X” that JPMorgan Chase Bank, N.A. performs Reg AB Items 1122(d)(4)(i-ii). However, JPMorgan Chase Bank, N.A.’s management assessment report and report of the independent accountants state that Reg AB Items 1122(d)(4)(i-ii) are not performed by JPMorgan Chase Bank, N.A.. In this SEMT 2013-4 transaction, the Reg AB Items 1122(d)(4)(i-ii) servicing criteria functions, as to JPMorgan Chase Bank, N.A., are instead performed by CTCNA as custodian.

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

Date: March 30, 2026